Form 10-K
period 2000-12-31
SAXON ASSET SEC TRUST 2000 1 MTG LN ASSET BK CERT SER 2000 1
filed 2001-04-09
CIK 1110667

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities

Exchange Act of 1934 for the fiscal year ended December 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934 for the transition period from to

Commission File Number 333-59479-06

Saxon Asset Securities Trust 2000-1

Mortgage Loan Asset Backed Certificates, Series 2000-1

(Exact name of registrant as specified in its charter)

Virginia 52-1785164

(State or other jurisdiction of I.R.S. Employer

incorporation or organization) Identification No.)

4880 Cox Road, Glen Allen, Virginia 23060

(Address of principal executive offices) (Zip Code)

Registrants telephone number, including area code : (804) 967-7400

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item

405 of Regulation S-K is not contained herein, and will not be contained,

to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Documents incorporated by reference: None


SAXON ASSET SECURITIES TRUST 2000-1

TABLE OF CONTENTS

PART I

Item 1. Business

Item 2. Properties

Item 3. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Item 6. Selected Financial Data

Item 7. Management's Discussion and Analysis of Financial Condition and

Results of Operations

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

PART III

Item 10. Directors and Executive Officers of the Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURE

Supplemental Information to be Furnished with Reports Filed Pursuant to Section

15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant

of Section 12 of the Act

INDEX TO EXHIBITS


This Annual Report on Form 10-K is filed in accordance with a letter dated March

13, 1997 sent to the Office of Chief Counsel, Division of Corporate Finance of

the Securities and Exchange Commission (the "Commission") requesting that the

Commission enter an order pursuant to Section 12(h) of the Securities Exchange

Act of 1934 (the "Exchange Act"), granting exemption for the Trust from the reporting requirements of Section 13 and 15(d), or issue a no action letter to like effect. Accordingly, responses to certain Items have been omitted from or modified in this Annual Report on Form 10-K.

PART I

Item 1. Business

Omitted.

Item 2. Properties

Omitted.

Item 3. Legal Proceedings

The Registrant is not aware of any material legal proceeding with respect to, the Company, the Master Servicer or the Trustee, as related to the Trust.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote or consent of Holders of the Offered

Certificates during the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Trust does not issue stock.

As of December 31, 2000, the number of holders of each Class of Offered

Certificates was as follows:

Class AF-1 18

Class AF-2 15

Class AF-3 15

Class AF-4 3

Class AF-5 3

Class AF-6 3

Class MF-1 3

Class MF-2 3

Class BF-1 2

Class BF-1A 5

Class AV-1 7

Class MV-1 3

Class MV-2 3

Class BV-1 2

Class BV-1A 1

Item 6. Selected Financial Data

Omitted.

Item 7. Management's Discussion and Analysis of Financial condition and

Results of Operations

Omitted.

Item 8. Financial Statements and Supplementary Data

Omitted.

Item 9. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.


PART III

Item 10. Directors and Executive Officers of the Registrant

Omitted.

Item 11. Executive Compensation

Omitted.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following entities own more than 5% of the specified Class of

Certificates. These positions are held through the Depository Trust Company. The

Master Servicer has not been advised that any such DTC participants are beneficial owners.

Class AF-1 Bankers Trust Company

Chase Manhattan Bank, Trust

Citibank, N.A.

State Street Bank & Trust Company

Suntrust Bank

Class AF-2 The Bank of New York

Bankers Trust Company

Boston Safe Deposit and Trust Company

Class AF-3 Bankers Trust Company

Chase Manhattan Bank

Deutsche Banc Alex. Brown Inc.

Southtrust Bank

Class AF-4 Banc of America Securities LLC

Chase Manhattan Bank

Class AF-5 The Bank of New York

Bankers Trust Company

Chase Manhattan Bank

Class AF-6 The Bank of New York

Chase Manhattan Bank

Citibank, N.A.

Class MF-1 Boston Safe Deposit and Trust Company

Chase Manhattan Bank

Citibank, N.A.

Class MF-2 The Bank of New York

Chase Manhattan Bank

Citibank, N.A.

Class BF-1 The Bank of New York

Boston Safe Deposit and Trust Company

Class BF-1A The Bank of New York

Bankers Trust Company

Investors Bank & Trust Company

U.S. Bank National Association

Class AV-1 The Bank of New York

Bankers Trust Company

Chase Manhattan Bank

Class MV-1 The Bank of New York

Bankers Trust Company

Chase Manhattan Bank

Class MV-2 The Bank of New York

Bankers Trust Company

Chase Manhattan Bank

Class BV-1 The Bank of New York

Bankers Trust Company

Class BV-1A Brown Brothers Harriman & Co.

Item 13. Certain Relationships and Related Transactions

No reportable transactions have occurred.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

(1) Financial Statements:

Omitted.

(2) Financial Statement Schedules:

Omitted.

(3) Listed below are the documents filed as a part of this report:

Exhibit Number

--------------

99.1 Annual Statement of Compliance by Master Servicer

99.2 Annual Certificate of Compliance

99.3 Annual Statement of Independent Accountants

99.4 Annual Compilation of Selected Financial Information

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant during the last quarter of 2000.

Current Reports on Form 8-K, dated December 26, 2000 was filed for the purpose of filing the Monthly Statement sent to the Holders of the Offered

Certificates for payments made on the same dates. The items reported in such

Current Report were Item 5 (Other Events).

(c) Exhibits to this report are listed in Item (14)(a)(3) above.


SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Saxon Asset Securities Trust 2000-1

Mortgage Loan Asset Backed Certificates

2000-1

Date: March 31, 2001 By: /s/ Bradley D. Adams

---------------

Bradley D. Adams

Sr. Vice President


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION

15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO

SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.


INDEX TO EXHIBITS

Exhibit

Number Description of Exhibits Page

- ----------------------------------------------------------------

99.1 Annual Statement of Compliance by Master Servicer

99.2 Annual Certificate of Compliance

99.3 Annual Statement of Independent Accountants

99.4 Annual Compilation of Selected Financial Information


EXHIBIT 99.1

Annual Statement of Compliance by Master Servicer

Annual Statement of Compliance

For

Trust Agreement, dated as of February 1, 2000

Mortgage Loan Asset Backed Certificates, Series 2000-1

I, Joan M. Dolce, Hereby certify that I am duly elected as

Vice President of Saxon Mortgage, Inc., a Virginia corporation

(Saxon) and further certify that:

(1) I have reviewed the activities of the Master Servicer during the preceding calendar year or portion thereof and its performance under the Trust Agreement, and

(2) To the best of my knowledge, based on such review, the Master

Servicer has performed and fulfilled its duties, responsibilities under the Trust Agreement in all material respects throughout such year, or, if there has been a default in the fulfillment of any such duties, responsibilities or obligations, specifying each such default known to me and the nature and status thereof, and

(3)(A) I have conducted an examination (based solely on information and written reports furnished by each Servicer to me) of the activities of each Servicer during the preceding calendar year and the performance of such Servicer under the related Servicing Agreement, and

(3)(B) I have examined each Servicers Fidelity Bond and Errors and

Omissions Policy and each such bond or policy is in effect and conforms to the requirements of the related Servicing

Agreement, and

(3)(C) I have received from each Servicer such Servicers annual audited financial statements and such other information as is required by the Guide, and

(3)(D) To the best of my knowledge, based on such examination, each

Servicer has performed and fulfilled its duties, responsibilities and obligations under its Servicing Agreement in all material respects throughout such year, or, if there has been a default in the performance or fulfillment of any such duties,

responsibilities or obligations, specifying each such default known to me and the nature and status thereof.

Sincerely,

/s/ Joan M. Dolce

Joan M. Dolce

Vice President


EXHIBIT 99.2

Annual Certificate of Compliance

Dear Master Servicer:

The undersigned officer certifies the following for the 2000 fiscal year:

(a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement,

Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer

Guide. To the best of this Officers knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year. If there has been a default or failure of the

Servicer to perform any of such duties, responsibilities or obligations a description of each default or failure and the nature and status.

(b) I have confirmed that the Servicer is currently an approved FNMA or

FHLMC Servicer in good standing:

(c) I have confirmed that the Fidelity Bond, the Errors and Omissions

Insurance Policy and any other bonds required under the terms of the

Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement

and/or Seller/Servicer Guide are in full force and effect;

(d) All premiums for each Hazard Insurance Policy, Flood Insurance

Policy (if applicable) and Primary Mortgage Insurance Policy

(if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force

and effect;

(e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged

Property, the reason for the non-payment has been reported.

(f) All Custodial Accounts have been reconciled and are properly funded.

(g) All annual reports of Foreclosure and Abandonment of Mortgage

Property required per section 6050j/6050p of the Internal Revenue

Code, respectively, have been prepared and filed.

Certified By:

/s/ Robert Berg

___________________

Robert Berg

Senior Vice President and Controller

Investor Reporting and Compliance

March 26, 2001


EXHIBIT 99.3

Annual Statement of Independent Accountants

March 16, 2001

As of and for the year ended December 31, 2000 except as described below,

Meritech Mortgage Services, Inc. (the "Company") has complied in all material respects with the minimum servicing standards set forth in the

Mortgage Bankers Association of America's Uniform Single Attestation

Program for Mortgage Bankers except for the following:

i) The Company's process for disbursing funds held in escrow after loan payoff is automated which is designed to meet the thirty-day disbursement requirement. If transactions are posted to the loan after the payoff date but before the thirty-day disbursement time period, those transactions are processed manually and may not be disbursed to borrowers within 30 days of loan payoff.

ii) The Company did not adequately reconcile and review certain bank account reconciliations in the months of June and October within 45 days,

which caused several reconciling items to be included that were older than 90 days.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $25 million and

$10 million, respectively.

/s/ Dennis Stowe

_______________________________

Dennis Stowe

President, Meritech Mortgage Services, Inc.


EXHIBIT 99.4

Annual Compilation of Selected Financial Information

===================================

Saxon Asset Securities Trust 2000-1

===================================

(1) 2000 annual distribution with respect to the holder's Certificates based on original principal amount of $1,000




Principal Interest Total Original

Total Class AF-1 28,098,175.01 5,600,068.57 33,698,243.58 100,000,000.00

Class AF-2 0.00 2,698,500.00 2,698,500.00 42,000,000.00

Class AF-3 0.00 2,585,000.00 2,585,000.00 40,000,000.00

Class AF-4 0.00 2,018,750.00 2,018,750.00 30,000,000.00

Class AF-5 0.00 1,516,631.42 1,516,631.42 21,914,000.00

Class AF-6 0.00 1,734,416.67 1,734,416.67 26,000,000.00

Class MF-1 0.00 1,068,685.92 1,068,685.92 15,386,000.00

Class MF-2 0.00 760,746.75 760,746.75 10,457,000.00

Class BF-1 0.00 729,072.00 729,072.00 8,964,000.00

Class BF-1A 3,021,095.51 201,188.92 3,222,284.43 4,034,000.00

Class AV-1 6,833,906.53 6,758,448.16 23,592,354.69 128,000,000.00

Class MV-1 0.00 783,542.81 783,542.81 13,600,000.00

Class MV-2 0.00 608,742.75 608,742.75 10,000,000.00

Class BV-1 0.00 365,676.12 365,676.12 5,200,000.00

Class BV-1A 2,346,832.44 154,759.69 2,501,592.13 3,200,000.00

Per $1,000 Class AF-1 280.9818 56.0007 336.9824

Class AF-2 0.0000 64.2500 64.2500

Class AF-3 0.0000 64.6250 64.6250

Class AF-4 0.0000 67.2917 67.2917

Class AF-5 0.0000 69.2083 69.2083

Class AF-6 0.0000 66.7083 66.7083

Class MF-1 0.0000 69.4583 69.4583

Class MF-2 0.0000 72.7500 72.7500

Class BF-1 0.0000 81.3333 81.3333

Class BF-1A 748.9082 49.8733 798.7815

Class AV-1 131.5149 52.8004 184.3153

Class MV-1 0.0000 57.6134 57.6134

Class MV-2 0.0000 60.8743 60.8743

Class BV-1 0.0000 70.3223 70.3223

Class BV-1A 733.3851 48.3624 781.7475

----------------------------------------

Group I Group II

----------------------------------------

(2) Prepayments 26,055,956.81 16,025,320.70

Extra Principal Distribution Amount 163,667.19 106,214.35

(3) Distributions less than the Required Distribution - -

(4) Insured Payment - -

(5) Certificate principal Balance @ 12/31/00

Class AF-1 $71,901,824.99

Class AF-2 $42,000,000.00

Class AF-3 $40,000,000.00

Class AF-4 $30,000,000.00

Class AF-5 $21,914,000.00

Class AF-6 $26,000,000.00

Class MF-1 $15,386,000.00

Class MF-2 $10,457,000.00

Class BF-1 $8,964,000.00

Class BF-1A $1,012,904.48

Class AV-1 $111,166,093.47

Class MV-1 $13,600,000.00

Class MV-2 $10,000,000.00

Class BV-1 $5,200,000.00

Class BV-1A $853,167.56

Scheduled Principal Balance of Each Group at 12/31/00 270,659,543.55 143,167,045.01

(6) Substitution Shortfalls - -

(7) Weighted Average Net Rate of Mortgage Loans 9.85056% 9.65013%

(8) Largest mortgage loan balance outstanding 497,220.56 874,287.34

(9) Servicing Fees 115,992.20 60,373.16

Master Servicing Fees 11,392.86 6,037.30

(10) Index value for Variable Rate Certificates @ 12/31/00 6.62%

(11) Pass-through rates for Variable Rate Certificates 9.17%